Form 10-K
period 2002-12-31
C BASS MORTGAGE LOAN ASSET BACKED CERTS SER 2002 CB2
filed 2003-03-31
CIK 1172547

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-60904-05

Financial Asset Securities Corporation
(Exact name of registrant as specified in its charter)

Delaware                          13-3172275
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

600 Steamboat Road
Greenwich, Connecticut                                   92618
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           203-625-2700

C-Bass Mortgage Loan
Asset Backed Certificates Series 2002-CB2
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      C-Bass Mortgage Loan
      Asset Backed Certificates
      Series 2002-CB2 Class A-1                7
      Series 2002-CB2 Class A-2                5
      Series 2002-CB2 Class M-1                2
      Series 2002-CB2 Class M-2                2
      Series 2002-CB2 Class B-1                2
      Series 2002-CB2 Class B-2                1
      Series 2002-CB2 Class A-IO               3
      Series 2002-CB2 Class N                  1
      Series 2002-CB2 Class X                  1












































Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
                 99.4  Management Assertation on USAP

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-Bass Mortgage Loan
Asset Backed Certificates Series 2002-CB2

      /s/  Larry B. Litton, Sr.

      Name:  Larry B. Litton, Sr.

      Title:  President & CEO

      Litton Loan Servicing, LP

      Date:  March 14, 2003





Sarbanes-Oxley Certification

I, Larry B. Litton, Sr., President & CEO, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of C-Bass Mortgage Loan
Asset Backed Certificates Series 2002-CB2

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank, National Association, as Trustee
Litton Loan Servicing, LP, as Servicer




Date:               March 14, 2003

Signature:          /s/ Larry B. Litton, Sr.

Company:            Litton Loan Servicing, LP

Title:              President & CEO


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
               99.4 Management Assertion on USAP



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      C-Bass Mortgage Loan
      Asset Backed Certificates Series 2002-CB2

STATEMENT TO CERTIFICATEHOLDERS

          Beginning
        Certificate
Class    Balance(1)                   Principal                   Interest
A-1      168,296,000                  22,031,586                  2,288,524
A-2       65,310,000                   8,898,567                    963,253

M-1       11,478,000                           0                    199,067
M-2       10,803,000                           0                    221,201

B-1        8,777,000                           0                    220,666
B-2        4,051,000                           0                    142,348
N*         9,400,000                   5,095,022                    478,885

A-IO*    181,073,000                           0                  4,406,551
X*       270,066,234                           0                          0




                                         Ending
                                    Certificate
      Losses                            Balance                      Cusips
A-1              $0                $146,264,414                   12489WEQ3
A-2              $0                 $56,411,433                   12489WER1

M-1              $0                 $11,478,000                   12489WET7
M-2              $0                 $10,803,000                   12489WEU4

B-1              $0                  $8,777,000                   12489WEV2
B-2              $0                  $4,051,000                   12489WEW0
N*               NA                  $4,304,978                   31738PAG3

A-IO*            NA                 $86,421,000                   12489WES9
X*               NA                $239,135,178                          NA




            AMOUNTS PER $1,000 UNIT


Class     Principal                    Interest                       Total
A-1     130.90974277                 13.59820685                144.50794962
A-2     136.25121783                 14.74893967                151.00015751

M-1       0.00000000                 17.34333420                 17.34333420
M-2       0.00000000                 20.47587892                 20.47587892

B-1       0.00000000                 25.14137291                 25.14137291
B-2       0.00000000                 35.13885460                 35.13885460
N*      542.02363605                 50.94515957                592.96879563

A-IO*     0.00000000                 24.33577259                 24.33577259
X*        0.00000000                  0.00000000                  0.00000000




             Ending                                                 Current
        Certificate                                            Pass-Through
Class       Balance                      Losses               Interest Rate
A-1     869.09025723                  0.00000000                    1.74000%
A-2     863.74878217                  0.00000000                    1.93000%

M-1    1000.00000000                  0.00000000                    2.21000%
M-2    1000.00000000                  0.00000000                    2.68000%

B-1    1000.00000000                  0.00000000                    3.38000%
B-2    1000.00000000                  0.00000000                    4.88000%
N*      457.97636395                  0.00000000                    9.79800%

A-IO*   477.27159764                  0.00000000                    4.20000%
X*      885.46862849                  0.00000000                    0.00000%






      Distribution Statement
      Pooling and Servicing Agreement Dated April 1, 2002

i)   Distributions to the Holders      See Page 1

ii)  Class X Distribution Amount    See Page 1

iii)  OC Amt. (before distribution   $1,350,331
      OC Release Amount                      $0
      OC Def, (after dist)              $46,206
      OC Target Amount               $1,350,331
      OC Amount (after distributio   $1,350,331

      Monthly Excess Interest        $5,294,408




iv) Servicing Fees                      Group 1                     Group 2
Servicing Fees                         $633,796                    $265,402
Unpaid Special Servicing Fees                $0                          $0
Special Servicing Fees                  $59,100                    $124,050
PMI Premiums                           $369,046                    $117,604

v) Advances                         $355,020.12

vi) Beg Bal                        $194,563,310                 $75,502,924
End Bal                            $172,688,704                 $66,446,474
End count                                   1790                         460

vii)  Wtd Avg Rem Term                       317                         319
Wtd Avg Mort. Rate                       8.9343%                     8.5179%

viii)  Delinquency And Foreclosure Information:

Group 2
      All Categories                            Bankruptcy
             Number       Balance                   Number       Balance
Curren           185          45,017,546                0
30 day            23           2,834,735                5               323
60 day            16           1,419,907                4               194
90 day            16           1,234,427                7               600
120+ d           214          15,561,694              153        10,447,002

                                                         Foreclosure
                                         Number       Balance
Current                                        0                        -
30 days del:                                   0                        -
60 days del:                                   0                        -
90 days del:                                   2               135,513
120+ days del:                                32            3,012,398

Group All Categories                               Bankruptcy
             Number       Balance                      Number       Balance
Curren          1577        155,499,791                      0             0
30 day            76            6,570,958                    1        60,140
60 day            36            2,976,724                    1       116,484
90 day            22            1,763,442                    3       168,297
120+ d            71            5,399,327                   19     1,250,068

                                    Foreclosure
                                         Number       Balance
Current                                        0                        -
30 days del:                                   0                        -
60 days del:                                   1               117,645
90 days del:                                  10               828,407
120+ days del:                                36            3,324,103



ix)   Loans that became REO properties
x)    Total Book Value of REO Properties:
      REO Properties Group 1
Loan #Unpaid Prin Bal             Scheduled Prin Bal             Book Value
5035266      $38,902                     $38,741
5040753      $56,887                     $56,679
5041082      $61,505                     $61,294
7670771      $72,548                     $72,028
8475527      $47,857                     $47,777
8479453      $65,654                     $65,249
8479867      $88,528                     $88,169
8506156      $48,620                     $48,526

      REO Properties Group 2
Loan #Unpaid Prin Bal             Scheduled Prin Bal             Book Value
3476033       $52,217                     $51,643
7138373            $1                          $1
7968886       $89,361                     $88,027
7970833       $53,807                     $52,475
8346934       $55,556                     $55,197
8496754      $131,513                    $130,822
                                                      Group 1       Group 2
xi)   Prepayments                                  $20,529,774    $8,341,514

xii)
Current Period Prepayment Penalties                    108,814         4,038
Aggregate Prepayment Penalties                         380,841        99,530
Prepayment Penalties allocable to Classes N and        108,814         4,038
xiii)
Aggregate Realized Losses incurred during Due Pe           544       199,745
Cumulative Realized Losses                                 544       199,745
xiv)  Realized Loss Allocations         See Page 1

xv)   Accrued Certificate Interest      See Page 1

xvi)  Prepayment Interest Shortfall and Class Carryover Shortfall

                                                Class Carryover
                                           PPIS     Shortfall          RAIS
                    A-1                        0             0           540
                    A-2                        0             0           226
                    M-1                        0             0            49
                    M-2                        0             0            54
                    B-1                        0             0            54
                    B-2                        0             0            35
                    N                          0             0           100
                    A-IO                       0             0           929
                    X                          0             0          N/A
                                               0             0         1,987




xvii) Reserved
xviii)Reserved
                                                      Group 1       Group 2
xix)  Trustee Fees                                      11,857         4,582


xx)   Reserve Fund
                    Beginning Balance                                  5,000
                    LIBOR Carryover Fund Deposit                           0
                    LIBOR Carryover distributed to  Class A-1A             0
                    LIBOR Carryover owed to Class A-1A                     0
                    Ending Balance                                     5,000

xxii) Trigger Event Occurrence                             NO
      Cumulative Loss Percentage of Original Poo             0


                                                                    Group 1
                                                                  10,193,867
                                                                   1,344,288
xxv)  Available Funds                                             20,529,774
      Scheduled InteAvailable Funds                               32,067,929
      Scheduled Principal
      Unscheduled Principal                                         Group 2
                                                                   3,740,253
                                                                     515,191
      Available Funds                                              8,341,514
      Scheduled InteAvailable Funds                               12,596,958
      Scheduled Principal
      Unscheduled Principal



xxvi) Offered Certificates Pass-Through Rates See Page 1

xxvii)Liquidation Report
      Loan #        Unpaid Prin     Sched Prin       Liq Proc          Loss
      8496119               63,373            67        63,439        97,073
      8345605                    0             0             0        35,251
      8479214               41,638            39        41,678        21,758
      5038740                    0             0             0        45,662
      8511685              118,949            47       118,996           544





xxviii) Mortgage Loans Purchased by Servicer

xxix) Mortgage Loans Re-Purchased by Servicer


Libor Information   Original      Current PeriodNext Period

LIBOR                      1.8425%       1.3800%       1.4200%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Litton Loan Servicing LP
An Affiliate of C-BASS
4828 Loop Central Drive
Houston, TX 77081
Telephone (713) 960-9676
Fax 	    (713) 960-0539
March 12, 2003
Structured Finance, C-BASS 2002-2
US Bank National Association
180 East Fifth Street
St. Paul, MN 55101
RE: Asset Backed Certificates Series 2002-CB2
     March 12, 2003

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2002.


	Sincerely,
	/s/	Janice McClure
	Janice McClure
	Senior Vice President
	Litton Loan Servicing, LLP









       EXHIBIT 99.3 -- Report of Independent Auditors

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, TX 77002-4196
Tel.(713) 982-2000
Fax (713) 982-2001
www.deloitte.com

Independent Auditors' Report

To the Partners of Litton Loan Servicing LP:

We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public
Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

	/s/  Deloitte & Touche

	January 10, 2003


99.4 Management Assertion on USAP

Litton Loan Servicing LP
An Affiliate of C-Bass
4828 Loop Central Drive, Suite 600
Houston, TX 77081
Telephone (713) 960-9676
Fax 	    (713) 966-8830

January 10, 2003

As of December 31, 2002, Litton Loan Servicing LP
(the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage
Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.

In January 2003, the Company identified certain custodial accounts that had not been reconciled timely during the year ended December 31, 2002. Upon notification of this issue, management immediately began an effort to bring these custodial accounts current. The Company has currently reconciled all custodial accounts, and has implemented controls to ensure the timely and accurate reconciliation of custodial accounts.

  /s/	Larry B. Litton
	Larry B. Litton
	President & CEO

	/s/ Janice McClure
	Janice McClure
	Senior Vice President